Form 10-Q
period 2026-03-31
Twelve Seas Investment Co III/Cayman
filed 2026-05-15
CIK 2052243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43011

Twelve Seas Investment Company III

(Exact name of registrant as specified in its charter)

Cayman Islands	86-2888466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2685 Nottingham Avenue, Los Angeles, CA	90027
(Address of principal executive offices)	(Zip Code)

(917) 361-1177

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 15, 2026, there were 17,745,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,692,500 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 31, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated December 11, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“CCM” are to the Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC ;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to December 15, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Twelve Seas Investment Company III, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of 4.0% of the gross proceeds of the Initial Public Offering (equal to $6,900,000) to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on December 15, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 7, 2025, as amended, and declared effective on December 11, 2025 (File No. 333-286408);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated December 11, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and CCM in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and CCM in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and CCM in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated December 11, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated December 11, 2025, which we entered into with CCM, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated December 11, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated December 11, 2025, which we entered into with Continental, as Rights agent;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Twelve Seas Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $172,500,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated December 11, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated December 11, 2025, which we entered into with CCM, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TWELVE SEAS INVESTMENT COMPANY III

Unaudited Condensed Balance Sheets

as of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$495,520	$693,507
Prepaid expenses	68,354	—
Due from Sponsor	34,258	34,258
Prepaid insurance	75,000	75,000
Total current assets	673,132	802,765

Long-term prepaid insurance	51,875	70,625
Marketable securities held in Trust Account	174,294,831	172,766,306
TOTAL ASSETS	$175,019,838	$173,639,696

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$70,939	$74,840
Accrued offering costs	91,550	91,550
Due to Sponsor	27,000	7,000
Total current liabilities	189,489	173,390
Deferred Fee	6,900,000	6,900,000
TOTAL LIABILITIES	7,089,489	7,073,390

Commitments (see Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of approximately $10.10 per share and $10.01 per share as of March 31, 2026 and December 31, 2025, respectively	174,294,831	172,766,306

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 495,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	50	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,692,500 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	569	569
Additional paid-in capital	—	—
Accumulated deficit	(6,365,101)	(6,200,619)
Total Shareholders’ Deficit	(6,364,482)	(6,200,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$175,019,838	$173,639,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY III

Unaudited Condensed Statements of Operations

for the Three Months Ended March 31, 2026

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$164,482	$50,760
Loss from operations	(164,482)	(50,760)

OTHER INCOME
Dividends earned on marketable securities held in Trust Account	1,528,525	—
Total other income	1,528,525	—

NET INCOME (LOSS)	$1,364,043	$(50,760)

Weighted average shares outstanding, Redeemable Class A Ordinary Shares	17,250,000	—
Basic and Diluted and diluted net income per share, Redeemable Class A Ordinary Shares	$0.06	$—
Weighted average shares outstanding, Non-redeemable Class A and Class B Ordinary Shares	6,187,500	4,950,000
Basic net income (loss) per share, Non-redeemable Class A and Class B Ordinary Shares	$0.06	$(0.01)
Weighted average shares outstanding, Non-redeemable Class A and Class B Ordinary Shares	6,187,500	4,950,000
Diluted net income (loss) per share, Non-redeemable Class A and Class B Ordinary Shares	$0.06	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY III

Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	495,000	$50	5,692,500	$569	$—	$(6,200,619)	$(6,200,000)

Accretion for Class A ordinary shares to redemption amount						(1,528,525)	(1,528,525)

Net income	—	—	—	—	—	1,364,043	1,364,043

Balance – March 31, 2026 (unaudited)	495,000	$50	5,692,500	$569	$—	$(6,365,101)	$(6,364,482)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2025	—	$—	5,692,500	$569	$24,431	$(17,224)	$7,776

Net loss	—	—	—	—	—	(50,760)	(50,760)

Balance – March 31, 2025 (unaudited)	—	$—	5,692,500	$569	$24,311	$(67,984)	$(42,984)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY III

Unaudited Condensed Statements of Cash Flows

for the Three Months Ended March 31, 2026

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,364,043	$(50,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on marketable securities held in Trust Account	(1,528,525)	—
General and administrative costs paid by Sponsor under IPO Promissory Note – related party	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(68,354)	—
Prepaid insurance	18,750	—
Accrued expenses	(3,901)	45,760
Due to Sponsor	20,000	—
Net cash used in operating activities	(197,987)	—

Cash Flows from Financing Activities:
Proceeds from IPO Promissory Note - related party	—	20,000
Payment of deferred offering costs	—	(41,375)
Net cash used in financing activities	—	(21,375)

Net Change in Cash	(197,987)	(21,375)
Cash – Beginning of period	693,507	25,080
Cash – End of period	$495,520	$3,705

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$51,722
Deferred offering costs paid by Sponsor under IPO Promissory Note – related party	$—	$36,982
Deferred offering costs paid through prepaid expenses	$—	$9,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 14, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below) and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 495,000 units (the “Private Placement Units” and, together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, in a private placement to (i) the Company’s Sponsor, Twelve Seas Sponsor LLC (the “Sponsor”) and (ii) Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, the representative of the Underwriters (“CCM”), generating gross proceeds of $4,950,000 (the “Private Placement”). Of those 495,000 Private Placement Units, the Sponsor purchased 300,000 Private Placement Units and CCM purchased 195,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (each, a “Private Placement Share”) and one right to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (each, a “Private Placement Right” and together with a Public Right, a “Right”).

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

The amount in the Trust Account was $10.10 per Public Share as of March 31, 2026. The Public Shares (as defined in Note 2) subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $495,520 cash and working capital surplus of $483,643.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 204-50, “Presentation of Financial Statements - Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination and with additional financing. There is no assurance that additional financing or the Company’s plans to complete the Business Combination will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2  — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $495,520 and $693,507 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $174,294,831 and $172,766,306, respectively, were held in money market funds invested primarily in that.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Class A Shares	Non- redeemable Class A Shares and Class B Shares	Redeemable Class A Shares	Non- redeemable Class A Shares and Class B Shares
Basic net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$1,003,936	$360,107	$—	$(50,760)
Denominator:
Basic weighted average Ordinary Shares outstanding	17,250,000	6,187,500	—	4,950,000
Basic net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.01)

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Class A Shares	Non- redeemable Class A Shares and Class B Shares	Redeemable Class A Shares	Non- redeemable Class A Shares and Class B Shares
Diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$1,003,936	$360,107	$—	$(50,760)
Denominator:
Diluted weighted average Ordinary Shares outstanding	17,250,000	6,187,500	—	4,950,000
Diluted net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.01)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of Redeemable Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of Redeemable Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds from the Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Rights	(2,553,000)
Public Shares issuance costs	(10,750,858)
Plus:
Remeasurement of carrying value to redemption value	13,570,164

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$172,766,306
Plus:
Remeasurement of carrying value to redemption value	1,528,525

Class A Ordinary Shares subject to possible redemption, March 31, 2026	$174,294,831

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On December 4, 2024, the Sponsor paid $25,000, or approximately $0.005 per share, in exchange for the issuance of 4,933,500 Class B Ordinary Shares (such shares, the “Founder Shares”), to the Company. In December 2024, the Company issued an additional 759,000 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 5,692,500 Founder Shares. Up to 742,500 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option is exercised. On December 15, 2025, the underwriters exercised their Over-Allotment Option in full. As a result of the full exercise by the Underwriter, the 742,500 Class B Ordinary Shares are no longer subject to forfeiture.

On December 9, 2025, the Sponsor granted an indirect interest in an aggregate of 250,000 Founder Shares, through membership interests in the Sponsor, to the directors of the Company in exchange for their services through the Company’s initial Business Combination. The transfer of the Founder Shares to the directors falls within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 250,000 Founder Shares on December 9, 2025 was $370,750 or $1.48 per share. The Company established the initial fair value of Founder Shares on December 9, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration of a risk-free rate of 3.74%, implied market adjustment of 15.1%, and implied share price of $9.85. The Founder Shares are subject to performance conditions (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the Founder Shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the Units, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Sponsor and the Company’s officers and directors and have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if we fail to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from Public Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend its constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Due from Sponsor

As of March 31, 2026 and December 31, 2025, the Company recorded amount due from Sponsor of $34,258, which represent the overpayment to Sponsor for amount that Sponsor had paid on behalf of SPAC.

IPO Promissory Note — Related Party

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. On December 15, 2025, the Company had $277,396 outstanding borrowed under the Note, which became due on demand. On December 19, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note and borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on December 11, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended March 31, 2026, the Company incurred $30,000 of fees for these services pursuant to the Administrative Services Agreement and recorded it as Due to Sponsor on the accompanying unaudited condensed balance sheet. For the three months ended March 31, 2025, the Company did not incur any fees for these services. As of March 31, 2026 and December 31, 2025, the balance of Due to Sponsor was $27,000 and $7,000, respectively.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exits with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 495,000 Class A Ordinary Shares issued and outstanding, excluding the 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On December 4, 2024, the Company issued 4,933,500 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.005 per share. On December 27, 2024, the Company issued an additional 759,000 Founder Shares to the Sponsor in a share capitalization. As of March 31, 2026 and December 31, 2025, there were 5,692,500 Class B ordinary shares issued and outstanding. Up to742,500 Class B Ordinary Shares were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On December 15, 2025, the Underwriters exercised their Over-Allotment Option in full, as a result, the 742,500 Class B Ordinary Shares are no longer subject to forfeiture.

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

The table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$174,294,831	$172,766,306

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

Note 9 — Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment profit or loss is net income or loss as shown on the statement of operations. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$495,520	$693,507
Marketable securities held in Trust Account	$174,294,831	$172,766,306

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$164,482	$50,760
Dividends earned on marketable securities held in Trust Account	$1,528,525	$—
Net income (loss)	$1,364,043	$(50,760)

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 15, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

Our IPO Registration Statement became effective on December 11, 2025. On December 15, 2025, we consummated our Initial Public Offering of 17,250,000 Public Units, including 2,250,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $172,500,000.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $172,500,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 14, 2024 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,364,043, which consists of dividends earned on marketable securities held in the Trust Account of $1,528,525, partially offset by general and administrative costs of $164,482.

For the three months ended March 31, 2025, we had a net loss of $50,760, which consisted of general and administrative costs.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $172,500,000 was placed in the Trust Account. We incurred fees of $10,928,498 in the Initial Public Offering, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,900,000 and $578,498 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $197,987. Net income of $1,364,043 was affected by dividends earned on marketable securities held in the Trust Account of $1,528,525. Changes in operating assets and liabilities used $33,505 of cash in operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $0. Net loss of $50,760 was affected by general and administrative costs paid by Sponsor through promissory note - related party of $5,000. Changes in operating assets and liabilities provided $45,760 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $174,294,831 (including approximately $1,794,831 of interest income).

We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026, we had cash held outside of the Trust Account of $495,520 and a working capital of $483,643. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $277,396 was fully repaid upon the consummation of our Initial Public Offering on December 19, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we have since reevaluated our liquidity and financial condition, and determined that we still lack the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination and with additional financing. There is no assurance that additional financing or our plans to complete the Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on December 11, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, we incurred $30,000 in fees for these services, which amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any. On December 15, 2025, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $3,450,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of up to 4.00% of the gross proceeds of the Initial Public Offering, including pursuant to the Over-Allotment Option, held in the Trust Account, which equates to $6,900,000 in the aggregate and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement

Registration Rights Agreement

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (a) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (b) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (c) Any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares or Rights shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet included elsewhere in this Report.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share. Net income (loss) is shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Annual Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our 2025 Annual Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2026	Twelve Seas Investment Company III

	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer

Dated: May 15, 2026	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer