Form 10-Q
period 2026-09-30
Twelve Seas Investment Co III/Cayman
filed 2026-11-13
CIK 2052243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 17,745,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,692,500 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 31, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated December 11, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“CCM” are to the Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to December 15, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Twelve Seas Investment Company III, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of 4.0% of the gross proceeds of the Initial Public Offering (equal to $6,900,000) to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on December 15, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 7, 2025, as amended, and declared effective on December 11, 2025 (File No. 333-286408);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated December 11, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and CCM in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and CCM in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and CCM in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated December 11, 2025 (as amended December 15, 2025), which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated December 11, 2025 (as amended December 15, 2025), which we entered into with CCM, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated December 11, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated December 11, 2025, which we entered into with Continental, as Rights agent;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Twelve Seas Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $172,500,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated December 11, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated December 11, 2025 (as amended December 15, 2025), which we entered into with CCM, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TWELVE SEAS INVESTMENT COMPANY III

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$275,126	$693,507
Prepaid expenses	22,604	—
Due from Sponsor	34,258	34,258
Prepaid insurance	75,000	75,000
Total current assets	406,988	802,765

Long-term prepaid insurance	14,375	70,625
Marketable securities held in Trust Account	177,444,284	172,766,306
TOTAL ASSETS	$177,865,647	$173,639,696

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$17,129	$74,840
Accrued offering costs	91,550	91,550
Due to Sponsor	57,000	7,000
Total current liabilities	165,679	173,390
Deferred Fee	6,900,000	6,900,000
TOTAL LIABILITIES	7,065,679	7,073,390

Commitments and contingencies (see Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of approximately $10.29 per share and $10.02 per share as of September 30, 2026 and December 31, 2025, respectively	177,444,284	172,766,306

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 495,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	50	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,692,500 shares issued and outstanding at September 30, 2026 and December 31, 2025	569	569
Additional paid-in capital	—	—
Accumulated deficit	(6,644,935)	(6,200,619)
Total Shareholders’ Deficit	(6,644,316)	(6,200,000)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$177,865,647	$173,639,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$144,098	$26,949	$444,316	$108,822
Loss from operations	(144,098)	(26,949)	(444,316)	(108,822)

OTHER INCOME
Dividends earned on marketable securities held in Trust Account	1,606,696	—	4,677,978	—
Total other income	1,606,696	—	4,677,978	—

NET INCOME (LOSS)	$1,462,598	$(26,949)	$4,233,662	$(108,822)

Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	17,250,000	—	17,250,000	—
Basic and diluted net income per share, Redeemable Class A Ordinary Shares	$0.06	$—	$0.18	$—
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B Ordinary Shares	6,187,500	4,950,000	6,187,500	4,950,000
Basic and diluted net income (loss) per share, Non-redeemable Class A and Class B Ordinary Shares	$0.06	$(0.01)	$0.18	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	495,000	$50	5,692,500	$569	$—	$(6,200,619)	$(6,200,000)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,528,525)	(1,528,525)

Net income	—	—	—	—	—	1,364,043	1,364,043

Balance – March 31, 2026 (unaudited)	495,000	50	5,692,500	569	—	(6,365,101)	(6,364,482)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,542,757)	(1,542,757)

Net income	—	—	—	—	—	1,407,021	1,407,021

Balance – June 30, 2026 (unaudited)	495,000	50	5,692,500	569	—	(6,500,837)	(6,500,218)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,606,696)	(1,606,696)

Net income	—	—	—	—	—	1,462,598	1,462,598

Balance – September 30, 2026 (unaudited)	495,000	$50	5,692,500	$569	$—	$(6,644,935)	$(6,644,316)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2025	5,692,500	$569	$24,431	$(17,224)	$7,776

Net loss	—	—	—	(50,760)	(50,760)

Balance – March 31, 2025 (unaudited)	5,692,500	569	24,431	(67,984)	(42,984)

Net loss	—	—	—	(31,113)	(31,113)

Balance – June 30, 2025 (unaudited)	5,692,500	569	24,431	(99,097)	(74,097)

Net loss	—	—	—	(26,949)	(26,949)

Balance – September 30, 2025 (unaudited)	5,692,500	$569	$24,431	$(126,046)	$(101,046)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$4,233,662	$(108,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on marketable securities held in Trust Account	(4,677,978)	—
General and administrative costs paid by Sponsor under IPO Promissory Note – related party	—	65,560
Changes in operating assets and liabilities:
Prepaid expenses	(22,604)	—
Prepaid insurance	56,250	—
Accrued expenses	(57,711)	19,556
Due to Sponsor	50,000	—
Net cash used in operating activities	(418,381)	(23,706)

Cash Flows from Financing Activities:
Proceeds from IPO Promissory Note - related party	—	45,000
Payment of deferred offering costs	—	(43,963)
Net cash provided by financing activities	—	1,037

Net Change in Cash	(418,381)	(22,669)
Cash – Beginning of period	693,507	25,080
Cash – End of period	$275,126	$2,411

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$13,168
Deferred offering costs paid by Sponsor under IPO Promissory Note – related party	$—	$84,872
Deferred offering costs paid through prepaid expenses	$—	$9,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 14, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below) and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the Deferred Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The amount in the Trust Account was $10.29 per Public Share as of September 30, 2026. The Public Shares subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $275,126 cash and working capital surplus of $241,309.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans (see Note 5).

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

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $275,126 and $693,507 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $177,444,284 and $172,766,306, respectively, were held in money market funds. The Company’s investments held in the Trust Account are classified as trading securities and presented at fair value at the end of each reporting period. Gains and losses from the change in fair value are included in dividends earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ equity as the Rights, after management determined that the Public Rights and Private Placement Units should be accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to its short-term nature, except for Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per Ordinary Share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since conversion of the Rights depends on a future event that has not happened and therefore, the inclusion of such Rights under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The 742,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters were not included in the calculation of weighted average shares outstanding for the nine months ended September 30, 2025.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2026		2025
	Redeemable Class A Shares	Non- redeemable Class A Shares and Class B Shares	Redeemable Class A Shares	Non- redeemable Class A Shares and Class B Shares
Basic and diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$1,076,472	$386,126	$—	$(26,949)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	17,250,000	6,187,500	—	4,950,000
Basic and diluted net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.01)

	For the Nine Months Ended September 30,
	2026		2025
	Redeemable Class A Shares	Non- redeemable Class A Shares and Class B Shares	Redeemable Class A Shares	Non- redeemable Class A Shares and Class B Shares
Basic and diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$3,115,975	$1,117,687	$—	$(108,822)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	17,250,000	6,187,500	—	4,950,000
Basic and diluted net income (loss) per Ordinary Share	$0.18	$0.18	$—	$(0.02)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of Redeemable Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of Redeemable Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds from the Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Rights	(2,553,000)
Public Shares issuance costs	(10,750,858)
Plus:
Accretion of Class A Ordinary Shares to redemption value	13,570,164
Class A Ordinary Shares subject to possible redemption, December 31, 2025	172,766,306
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,528,525
Class A Ordinary Shares subject to possible redemption, March 31, 2026	174,294,831
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,542,757
Class A Ordinary Shares subject to possible redemption, June 30, 2026	175,837,588
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,606,696
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$177,444,284

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

On December 9, 2025, the Sponsor granted an indirect interest in an aggregate of 250,000 Founder Shares, through membership interests in the Sponsor, to the directors of the Company in exchange for their services through the Company’s initial Business Combination. The transfer of the Founder Shares to the directors falls within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 250,000 Founder Shares on December 9, 2025 was $370,750 or $1.48 per share. The Company established the initial fair value of Founder Shares on December 9, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration a risk-free rate of 3.74%, implied market adjustment of 15.1%, and implied share price of $9.85. The Founder Shares are subject to performance conditions (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the Units, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Sponsor and the Company’s officers and directors and have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from Public Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend its constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company’s approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Due from Sponsor

As of September 30, 2026 and December 31, 2025, the Company recorded amount due from Sponsor of $34,258, which representing an overpayment to the Sponsor for amounts the Sponsor paid on the Company’s behalf.

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

Administrative Services Agreement

Commencing on December 11, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred fees of $30,000 and $90,000, respectively, for these services pursuant to the Administrative Services Agreement and recorded it as Due to Sponsor on the accompanying unaudited condensed balance sheets. For the three and nine months ended September 30, 2025, the Company did not incur any fees for these services. As of September 30, 2026 and December 31, 2025, the balance of Due to Sponsor was $57,000 and $7,000, respectively.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights

The holders of (i) Founder Shares, (ii) Private Placement Units (and their underlying securities), (iii) Units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, and (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and any Class A Ordinary Shares held by the holders of the Founder Shares prior to our Initial Public Offering, including the Company’s Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement dated December 11, 2025, which the Company entered into with the Sponsor, the Company’s officers and directors, and the other holders thereto. These holders are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. CCM may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 495,000 Class A Ordinary Shares issued and outstanding, excluding the 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On December 4, 2024, the Company issued 4,933,500 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.005 per share. On December 27, 2024, the Company issued an additional 759,000 Founder Shares to the Sponsor in a share capitalization. As of September 30, 2026 and December 31, 2025, there were 5,692,500 Class B ordinary shares issued and outstanding. Up to 742,500 Class B Ordinary Shares were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On December 15, 2025, the Underwriters exercised their Over-Allotment Option in full, as a result, the 742,500 Class B Ordinary Shares are no longer subject to forfeiture.

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

The table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$177,444,284	$172,766,306

The fair value of the Public Rights issued in the Initial Public Offering is $2,553,000, or $0.15 per Public Right. The fair value of Public Rights was determined using a Monte Carlo Simulation Model. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of Public Rights:

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

	September 30, 2026	December 31, 2025
Cash	$275,126	$693,507
Marketable securities held in Trust Account	$177,444,284	$172,766,306

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$144,098	$26,949	$444,316	$108,822
Dividends earned on marketable securities held in Trust Account	$1,606,696	$—	$4,677,978	$—
Net income (loss)	$1,462,598	$(26,949)	$4,233,662	$(108,822)

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 13, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 14, 2024 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of dividend income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,462,598, which consists of dividends earned on marketable securities held in the Trust Account of $1,606,696, partially offset by general and administrative costs of $144,098.

For the three months ended September 30, 2025, we had a net loss of $26,949, which consisted of general and administrative costs.

For the nine months ended September 30, 2026, we had a net income of $4,233,662, which consists of dividends earned on marketable securities held in the Trust Account of $4,677,978, partially offset by general and administrative costs of $444,316.

For the nine months ended September 30, 2025, we had a net loss of $108,822, which consisted of general and administrative costs.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $172,500,000 was placed in the Trust Account. We incurred fees of $10,928,498 in the Initial Public Offering, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,900,000 and $578,498 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $418,381. Net income of $4,233,662 was affected by dividends earned on marketable securities held in the Trust Account of $4,677,978. Changes in operating assets and liabilities provided $25,935 of cash in operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $23,706. Net loss of $108,822 was affected by general and administrative costs paid by Sponsor through promissory note - related party of $65,560. Changes in operating assets and liabilities provided $19,556 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $177,444,284 (including $4,944,284 of cumulative dividend income).

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

As of September 30, 2026, we had cash held outside of the Trust Account of $275,126 and a working capital of $241,309. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $277,396 was fully repaid after the consummation of our Initial Public Offering on December 19, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on December 11, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, the Company incurred fees of $30,000 and $90,000, respectively, for these services pursuant to the Administrative Services Agreement and recorded it as Due to Sponsor on the accompanying unaudited condensed balance sheet. For the three and nine months ended September 30, 2025, the Company did not incur any fees for these services. As of September 30, 2026 and December 31, 2025, the balance of Due to Sponsor was $57,000 and $7,000, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2026	Twelve Seas Investment Company III

	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer

Dated: November 13, 2026	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer